Form 10QSB
period 1996-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1996-08-15
CIK 948948

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

       [   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________  to  __________

                      Commission file number 33-95330

                Atlas-Energy for the Nineties-Public #4 Ltd.
               (Name of small business issuer in its charter)

       Pennsylvania                               25-1772474
(State or other jurisdiction of       ( I.R.S. Employer identification No.)
incorporated or organization)


           311 Rouser Road, Moon Township, Pennsylvania  15108
          (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone (412) 262-2830

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
Transitional Small Business Disclosure Format (check one):
Yes   X     No

       2.
                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #4 Ltd. (the "Partnership") for the period January 1, 1996 to June 30, 1996 are on pages 3 through 8 hereof.

Item 2.  Description of Business

The Partnership has drilled and completed approximately 31.5 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania. As of June 30, 1996, 31 wells are in production. The first quarterly distribution was on July 8, 1996 for natural gas production during February, March and April, 1996. The last well is capable of production but not yet on line.

Total well revenue was $ 204,380. Total costs for this period are $20,797.96 which also includes pumper fees ($275.00 per month per well). Expenses for this period include $3847.00 ($75.00 per month per well) for admininstrative costs and $11,641.60 for accounting charges for the preparation of the partnership K-1's and audited financials, legal fees and filing fees for various legal documents such as the Amended and Restated Certificate of Partnership and 10-QSB SEC filing.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required. The Partnership also anticipates that the payment of operation and maintenance costs will not begin until the Partnership wells begin to generate revenue.

Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

                                  PART II

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

       3.
                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1996
       4.
                       BALANCE SHEET -  (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1996


ASSETS


Cash                                                      $   99,658
Accounts receivable                                          324,118
Oil and gas wells and leases                               7,002,082
Organizational and syndication costs                         996,851
                                                          ===========
                                                          $8,422,709




LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                          $   12,464
Partners' capital                                          8,410,245
                                                          ===========
                                                          $8,422,709

See notes to unaudited financial statements
       5.

                       STATEMENT OF INCOME - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                 For the six months ended June 30, 1996




REVENUE
Natural gas sales                                         $  553,341
Less direct operating costs:
Royalty interest                                              69,164
Other                                                         52,214
                                                           ----------
                                                             121,378

Net Production revenues                                      431,963
Interest Income                                                    0
                                                           ----------
Total Revenue                                                431,963

EXPENSES
Depletion and depreciation of oil and gas wells and leases   364,217
Amortization of organizational and syndication costs          51,852
General and administrative fees                                8,239
Professional fees                                             11,378
Other                                                          1,034
                                                           ----------
Total Expenses                                               436,720
                                                           ==========
NET LOSS                                                    $ (4,757)


See notes to unaudited financial statements

       6.

                       STATEMENT OF CASH FLOWS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the six months ended June 30, 1996

                       Increase (Decrease) in Cash

Cash flows from operating activities
Net Loss                                                $     (4,757)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                                   364,217
Amortization                                                  51,852
Increase in accounts receivable                             (324,118)
Increase in accounts payable                                  12,464
                                                           -----------
Cash provided by operating activities                         99,658

Cash flows used in financing activities:
Capital distributions                                      (  14,314)
                                                           -----------
Net (Decrease) in Cash                                        85,344

Cash at beginning of period                                   14,314

Cash at June 30, 1996                                  $      99,658
                                                           ===========







See notes to unaudited financial statements

       7.


     STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the six months June 30, 1996




                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1996             $1,423,652   $7,005,664  $8,429,316

Participation in revenue and expenses:

Net production revenues                   107,991      323,972     431,963
Interest
Depletion and depreciation              (  18,538)  (  345,679)   (364,217)
Amortization                            (  51,852)           0     (51,852)
Other costs                             (   5,163)  (   15,488)    (20,651)
                                       -----------   ----------    --------
Net income  (loss)                         32,438   (   37,195)     (4,757)

Distributions                                   0   (   14,314)    (14,314)
                                       ===========   =========== ==========
BALANCE AT June 30, 1996              $ 1,456,090   $6,954,155  $8,410,245




See notes to unaudited financial statements

       8.

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                             June 30, 1996



1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of June 30, 1996 for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1995 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.      SIGNIFICANT ACCOUNTING POLICIES

The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties, drill and equip wells and organizational and syndication costs are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income.

Capitalized costs of oil and gas wells, leases and organization and syndication costs are depreciated, depleted and amortized by the unit of production method.

       9.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas-Energy for the Nineties--Public #4 Ltd.

By   (Signature and Title):                     Atlas Resources, Inc.,
Managing General Partner

By   (Signature and Title):
                                               James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  August 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):
                                               James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  August 15, 1996

By (Signature and Title):                      Tony C. Banks
                              Vice President and Chief Financial Officer

Date:  August 15, 1996
       10.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas-Energy for the Nineties--Public #4 Ltd.

By   (Signature and Title):     Atlas Resources, Inc., Managing General
                                Partner

By   (Signature and Title):     /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  August 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):      /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   August 15, 1996

By (Signature and Title):       /s/  Tony  C. Banks
                                     Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   August 15, 1996