Form 10QSB/A
period 1996-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1996-09-04
CIK 948948

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


See notes to unaudited financial statements

       6.

                       STATEMENT OF CASH FLOWS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the six months ended June 30, 1996

                       Increase (Decrease) in Cash

Cash flows from operating activities
Net Loss                                                $     (4,757)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                                   364,217
Amortization                                                  51,852
Increase in accounts receivable                             (324,118)
Increase in accounts payable                                  12,464
                                                           -----------
Cash provided by operating activities                         99,658

Cash flows used in financing activities:
Capital distributions                                      (  14,314)
                                                           -----------
Net Increase(Decrease) in Cash                                85,344

Cash at beginning of period                                   14,314

Cash at June 30, 1996                                  $      99,658
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