Form 10KSB
period 1996-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1996-11-15
CIK 948948

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
Transitional Small Business Disclosure Format (check one):
Yes   X     No
-----------------------------------------------------------------------------

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #4 Ltd. (the "Partnership") for the period January 1, 1996 to September 30, 1996.

Item 2.  Description of Business

The Partnership has drilled and completed approximately 31.5 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania. As of June 30, 1996, 31.5 net wells are in production. The first quarterly distribution was on July 8, 1996 for natural gas production during February, March and April, 1996. All wells are on line.

Net Production revenue was 738,056 which includes pumpers fees of $275.00 per month per well Expenses for this period include $75.00 per month per well for admininstrative costs.

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

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------
                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            September 30, 1996

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                                    9/30/96      12/31/95    Increase
                                                                                   (Decrease)

Cash                                                      $  230,845   $   14,314  $ 216,531
Accounts receivable                                          306,092            0    306,092
Oil and gas wells and leases                               6,736,400    7,366,299   (629,899)
Organizational and syndication costs                         959,028    1,048,703    (89,675)
                                                          ===========  ==========  ==========
              TOTAL ASSETS                                $8,232,365   $8,429,316  $(196,951)


LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                          $   15,710            0     15,710
Partners' capital                                          8,216,655    8,429,316   (212,661)
                                                          ===========  ==========  ===========
              TOTAL LIABILITIES AND PARTNERS CAPITAL      $8,232,365   $8,429,316  $(196,951)

----------------------------------------------------------------------------------------------
                       STATEMENT OF INCOME - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                 For the nine months ended September 30, 1996


REVENUE
Natural gas sales                                         $  943,590
Less direct operating costs:
Royalty interest                                             117,993
Other                                                         87,541
                                                           ----------
                                                             205,534

Net Production Revenues                                      738,056
                                                            ----------
Total Revenue                                                738,056

EXPENSES
Depletion and depreciation of oil and gas wells and leases   629,899
Amortization of organizational and syndication costs          89,675
General and administrative fees                               14,966
Professional fees                                             11,893
Other                                                          1,079
                                                           ----------
Total Expenses                                               747,512
                                                           ==========
NET income (LOSS)                                           $ (9,456)

-------------------------------------------------------------------------------------------

                       STATEMENT OF CASH FLOWS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the nine months ended September 30, 1996

                         Increase (Decrease) in Cash

Cash flows from operating activities
Net Loss                                                $     (9,456)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                                   629,899
Amortization                                                  89,675
Increase in accounts receivable                             (306,092)
Increase in accounts payable                                  15,710
                                                           -----------
Net cash provided by operating activities                    419,736

Cash flows used in financing activities:
Distributions to Partners                                  ( 203,205)
                                                           -----------
Net Increase (Decrease) in Cash                              216,531

Cash at beginning of period                                   14,314

Cash at September 30, 1996                             $     230,845
                                                           ===========
-----------------------------------------------------------------------------------------

  STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the nine months September 30, 1996


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1996             $1,423,652   $7,005,664  $8,429,316

Participation in revenue and expenses:

Natural gas sales                         184,514      553,542     738.056
Depletion and depreciation              (  32,062)  (  597,837)   (629,899)
Amortization                            (  89,675)           0     (89,675)
Other costs                             (   6,985)  (   20,953)    (27,938)
                                       -----------   ----------    --------
Net income  (loss)                         55,792   (   65,248)     (9,456)

Distributions                             (13,891)   ( 189,314)   (203,205)
                                       ===========   =========== ==========
BALANCE AT September 30, 1996         $ 1,465,553   $6,751,102  $8,216,655

-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                           September 30, 1996

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of September 30, 1996 for the nine months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1995 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Date:  November 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  November 15, 1996

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:  November 15, 1996

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

Date:  November 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):      /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  November 15, 1996

By (Signature and Title):       /s/  Tony  C. Banks
                                     Tony C. Banks
                              Vice President and Chief Financial Officer

Date:  November 15, 1996