Form 10KSB/A
period 1996-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1997-04-25
CIK 948948

-  2  -

     U.S.  Securities  and  Exchange  Commission

     Washington,  D.C.    20549
     AMENDED
     FORM  10-KSB
(Mark  One)

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

     None
     (Title  of  Class)

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                          ----
No  _____

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

     Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes            X          No  ___
          -----------
                1996 FISCAL YEAR ANNUAL REPORT TO PARTICIPANTS
                IN ATLAS-ENERGY FOR THE NINETIES-PUBLIC #4 LTD.
          PURSUANT TO SECTION 4.03(B)(1) OF THE PARTNERSHIP AGREEMENT


(A) Audited financial statements of the Partnership for the fiscal year ending December
     31,  1996,  are  included  in  this  report.

(B) Partnership total fees and compensation including any unaccountable, fixed payment reimbursements for Administrative Costs and Operating Costs, paid by the Partnership, or indirectly on behalf of the Partnership, to the Managing General Partner, the Operator
     and  their  Affiliates.    $160,567.

     Percentage that the annual unaccountable, fixed fee reimbursement for Administrative
     Costs  bears  to  annual  Partnership  revenues.    2.00%

(C)  The  Partnership  drilled  thirty-two (32) wells during 1996.  A total of
31.5  net  Partnership
     wells.  The wells were drilled in Mercer and Venango County, Pennsylvania
 .
     All thirty-two were capable of production in commercial quantities and all wells were on line as of September 6, 1996. There were two quarterly distributions in 1996 beginning July 8,
     1996. Checks were sent to those partners who earned interest while their subscriptions were  in  the  escrow  account.

(D) The following table describes the Partnership's thirty-two wells drilled in 1996:




                                  Partnership
                Wells     Location          Completed     Cost
                -----     --------          ---------     ----

                        Baun #2     Mercer County,     PA     Yes     $218,160
         Buckley #1     Mercer County,     PA     Yes                  220,051
                    Clinton Irwin R&G Club #1     Venango County,     PA     Yes
                                                                       249,757
   De Maria Unit #1     Mercer County,     PA     Yes                  240,449
 Eperthener Unit #2     Mercer County,     PA     Yes                  217,324
     Goebel Unit #1     Mercer County,     PA     Yes                  215,906
          Grande #1     Mercer County,     PA     Yes                  238,303
        Hamilton #3     Mercer County,     PA     Yes                  216,706
      Irwin Unit #1     Mercer County,     PA     Yes                  217,615
           Irwin #2     Mercer County,     PA     Yes                  219,978
         Ivancic #1     Mercer County,     PA     Yes                  233,431
          Jones #1     Venango County,     PA     Yes                  250,193
    Kalasky Unit #1     Mercer County,     PA     Yes                  217,069
           Kloos #2     Mercer County,     PA     Yes                  213,579
        McDowell #7     Mercer County,     PA     Yes                  217,360
        McDowell #8     Mercer County,     PA     Yes                  216,451
    McNiesh Unit #1     Mercer County,     PA     Yes                  234,231
         Philson #3     Mercer County,     PA     Yes                  218,051
            Pirc #1     Mercer County,     PA     Yes                  240,885
     Polick Unit #2     Mercer County,     PA     Yes                  219,105
          Polick #3     Mercer County,     PA     Yes                  216,342
          Rabold #3     Mercer County,     PA     Yes                  214,560
          Rabold #5     Mercer County,     PA     Yes                  214,415
          Rabold #6     Mercer County,     PA     Yes                  214,015
        Robinson #1     Mercer County,     PA     Yes                  241,976
        Shearer #1*     Mercer County,     PA     Yes                  106,171
      Smith Unit #5     Mercer County,     PA     Yes                  219,905
          Snyder #8     Mercer County,     PA     Yes                  219,324
       Struthers #5     Mercer County,     PA     Yes                  250,084
 TD & Associates #1     Mercer County,     PA     Yes                  240,776
        Thompson #4     Mercer County,     PA     Yes                  217,069
           Vogan #2     Mercer County,     PA     Yes                  213,906

* The Partnership has a 50% interest in this well and cost was calculated accordingly.

There  were  no  wells  abandoned  in  1996.

(E)  There  were  no  farmins  and  joint  ventures  in  1996.

(F) The Partnership had revenues in 1996. The following schedule reflects the payment of
     Partnership  costs  in  1996.

                       Payment of Partnership Costs and
          Reconciliation with Article V of the Partnership Agreement
          ----------------------------------------------------------

                            Atlas     Participants          Total
                            -----     ------------
                                                 Partnership
                         %     Amount     %     Amount     Costs
                         -     ------     -     ------     -----
     Organization & Offering Costs          100%                           -
                                   -0-                   -                   -
          Lease Costs          100%                           -     -0-
                                                         -                   -
         Operating Costs          25%                      8,849     75%
                                                      26,547            35,396
  Tangible Drilling Costs          14.6%                           -     85.4%
                                                         -                   -
   Intangible Drilling Costs          -0-                           -     100%
                                      ---     -----------------------     ----
                                                         -                   -
                                           ---------------     ---------------
                                                   8,849                  26,547
                                                                        35,396

   Also see Statement of Changes in Partners' Capital Accounts in the attached Audited
   Financials  for  December  31,  1996.

(G) A quarterly cash receipts and disbursements statement is attached dated April 4, 1996.

(2)  1996  Partner Form 1065 (K-1) were mailed to each partner by February 21,
1997.

(3)  Proved  Reserves are found in the Audited Financials under Section 9.(3).

(4) There were various reports prepared by the Partnership and paid for by the Participants.

July  8,  1996:              $11,641.60:
                           $4,725.20    --  10KSB  Filing  Fees.
                           $3,829.00    --  Audit  Fee  (1995)
                               $52.00    --  State  Filing  Fees.
                           $2,560.00    -- 1995 Partnership Return Preparation
Fee.
                              $224.65    --  Check  Printing  Fee.
                              $250.75    --  10KSB  Printing  Fees.


Oct.  4,  1996:                      $664.84:
                              $514.27    --  10QSB  Filing  Fees.
                              $150.57    --  Printind  Audited  Financial
Statements.

DATED:      APRIL  24,  1997


               ATLAS - ENERGY FOR THE NINETIES - PUBLIC #4 LTD.
                      PROGRAM SUMMARY --  OCTOBER 4, 1996
           FORMATION DATE:  12/27/95  --  FIRST DISTRIBUTION:  7/8/96


            PARTNERSHIP CAPITALIZATION:               Well Activity
                                                      -------------

      Investor Capital Raised     $6,991,350          Wells Drilled     32
Managing General Partner Capital     1,287,782          Wells Completed     32
                                     ---------
  Total Capital Investment     $8,279,132          Wells in Production     32
               Plugged  &  Abandoned                      0



CASH  DISTRIBUTION  SUMMARY:
                 Total Production Revenue      $                        555.79
            ADD:     Advance from MGP                                    47.63
    LESS:   Payback  Advance from MGP                                  (47.63)
                                                                      ________
                Cash-on-Cash Distribution      $                        555.79
            ANNUALIZED PERCENTAGE RETURN TO DATE               11%
                                          LESS:   Third-Stage Frac Costs     0
                                                                     _________
                                                                     ---------
                                  CUMULATIVE CASH DISTRIBUTED          $555.79



                 CURRENT DISTRIBUTIONS           Distribution
                                to Partner     Annualized
                              Per $10,000 Unit     Per Cent
                              ----------------     --------
                                            PRODUCTION PERIODS     CHECK DATED
                      ----------------------------------------     -----------
        2/96-4/96     July 8, 1996                       250.06     10%
      5/96-7/96     October 4, 1996                       305.73     12%
                        8/96-10/96     January 5, 1997
            11/96-1/97     April 5, 1997     _________     _______
          Distributions  --  1996 (2 quarters - 6 periods)           $
                                555.79     11%

       Cumulative to Date --  6  Periods           $              555.79


ONE  UNIT  CUMULATIVE  TAX  EFFECTED  SAVINGS
                                   Unit Size      $                  10,000.00

                                    1995  Intangible Drilling Cost     3168.00
                                      Cumulative Depletion Allowance     51.00
                                                     Tangible Deductions     0
                                                                    __________
    Total Tax &  Percentage  Savings to Date      $                     3,219.00
                                        32%
               Total Cash Distributions                                 555.79
                                                                    __________
 TOTAL NET TAX SAVINGS & CASH DISTRIBUTED PER UNIT          $3,774.79     38%



NOTE:    1  UNIT  =    .10717  %  of  Partnership  distributions



     AUDITED  FINANCIAL  STATEMENTS
     ------------------------------



     ATLAS-ENERGY  FOR  THE  NINETIES-PUBLIC  #4  LTD.
     -------------------------------------------------
     A  PENNSYLVANIA  LIMITED  PARTNERSHIP
     -------------------------------------
     DECEMBER  31,  1996
     -------------------


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






Pittsburgh,  Pennsylvania
February  11,  1997

------

     BALANCE  SHEETS
     ---------------
     ATLAS-ENERGY  FOR  THE  NINETIES-PUBLIC  #4  LTD.
     A  PENNSYLVANIA  LIMITED  PARTNERSHIP

     ASSETS
     ------

               DECEMBER  31,
               -------------
          1996          1995
          ----          ----
Cash                    $      204,711          $        14,314
Accounts  receivable          312,953          -0-
Accounts  receivable  Managing  General  Partner          34,584          -0-

Oil  and  gas  wells  and  leases          7,331,715          7,366,299
Less  accumulated  depletion  and depreciation          (869,814)          -0-
                                                   -------------      --------
          6,461,901          7,366,299
Organizational  and  syndication  costs,  net  of
  accumulated  amortization of $124,416, and -0- respectively          924,287
                                                                    ----------
 1,048,703
----------

          $7,938,436          $8,429,316
          ==========          ==========

     LIABILITIES  AND  PARTNERS'  CAPITAL
     ------------------------------------

Accounts  payable          $      25,069          $        -0-
Partners'  capital              7,913,367            8,429,316
                              -----------          -----------

          $7,938,436          $8,429,316
          ==========          ==========


     STATEMENT  OF  INCOME  AND  CHANGES  IN  PARTNERS  CAPITAL
     ----------------------------------------------------------
     YEAR  ENDED  DECEMBER  31,  1996

          MANAGING
           GENERAL          OTHER
          PARTNER          PARTNERS          TOTAL
          -------          --------          -----
REVENUE
-------
     Natural  gas  sales          $    334,832       $1,004,495     $1,339,327

     Less  direct  operating  costs:
     Royalty  interests          41,889          125,668          167,557
     Other                    31,293                    93,878         125,171
                    ----------------          ----------------     -----------
               73,182                  219,546                      292,728
          -----------          ---------------              ---------------

Net  production  revenues          261,650          784,949          1,046,599

EXPENSES
--------
     Depletion  and  depreciation  of  oil and gas wells and leases     43,893
825,921          869,814
     Amortization  of organizational and syndication costs     124,416     -0-
124,416
     General  and  administrative                        8,849          26,547
                                           -------------------     -----------
35,396
     -
                     TOTAL  EXPENSE                    177,158         852,468
                                             -----------------     -----------
1,029,626
     ----

                     NET  INCOME  (LOSS)               84,492         (67,519)
16,973

Capital  accounts  at  beginning  of  year          1,423,652        7,005,664
8,429,316
Distributions                (129,652)              (403,270)        (532,922)
                       --------------           ------------       ----------

          $1,378,492          $6,534,875          $7,913,367
          ==========          ==========          ==========

See  notes  to  financial  statements
     ATLAS-ENERGY  FOR  THE  NINETIES-PUBLIC  #4  LTD.
     A  PENNSYLVANIA  LIMITED  PARTNERSHIP
     STATEMENT  OF  INCOME  AND  CHANGES  IN  PARTNERS  CAPITAL
     ----------------------------------------------------------
     FROM  JUNE  30,  1995  (DATE  OF  FORMATION)  TO  DECEMBER  31,  1995

          MANAGING
           GENERAL          OTHER
          PARTNER          PARTNERS          TOTAL
          -------          --------          -----
REVENUE
-------
     Interest  income          $        -0-          $   14,314     $   14,314

PARTNERS'  CAPITAL  CONTRIBUTIONS
---------------------------------
     Cash          -0-          6,991,350          6,991,350
     Organizational and syndications costs     1,048,703     -0-     1,048,703
     Tangible  costs          239,049          -0-          239,049
     Leasehold  costs                  135,900              -0-        135,900
                               ---------------        ---------     ----------

          PARTNERS'  CAPITAL  AT  END  OF  YEAR      $1,423,652     $7,005,664
                                                     ==========     ==========
$8,429,316
 =========


     STATEMENTS  OF  CASH  FLOWS
     ---------------------------
                         YEAR  ENDING
                         DECEMBER  31,
                         -------------
                    1996          1995
                    ----          ----
Cash  flows  from  operating  activities:
     Net  income          $    16,973          $        14,314
     Adjustments  to  reconcile  net  income  to  net  cash
          provided  by  operating  activities:
               Depletion  and  depreciation  of  oil  and gas wells and leases
869,814          -0-
               Amortization          124,416          -0-
               Increase  in  accounts  receivable          (312,953)       -0-
               Increase  in  accounts  payable             25,069          -0-
                                                       ----------     --------
                   Net  cash  provided  by  operating  activities      723,319
14,314

Cash  flows  from  investing  activities:
     Oil  and  gas  well  drilling  contracts          -0-         (6,991,350)

Cash  flows  from  financing  activities:
     Capital  (distributions)  contributions         (532,922)       6,991,350
                                                   ----------      -----------

Net  increase  in  cash          190,397          14,314

Cash  at  beginning  of  year                  14,314                      -0-
                                       --------------          ---------------

Cash  at  end  of  year          $    204,711          $        14,314
                                 ============          ===============

Supplemental  cash  flow  information:
     Accounts  receivable  from  Managing  General  Partner  for
         adjustments  to  assets  contributed       $   34,584     $       -0-
                                                    ==========     ===========

     Assets  contributed  by  Managing  General  Partner:
          Tangible  costs          $            -0-          $      239,049
          Organizational  and  syndication  costs          -0-       1,048,703
          Lease  costs                        -0-                      135,900
                                -----------------              ---------------

                    $            -0-            $  1,423,652
                    ================            ============


See  notes  to  financial  statements
     NOTES  TO  FINANCIAL  STATEMENT
     -------------------------------

NIZATION  AND  DESCRIPTION  OF  BUSINESS
----------------------------------------
     Atlas-Energy for the Nineties-Public #4 Ltd. (the "Partnership"), is a Pennsylvania limited partnership which includes Atlas Resources, Inc. ("Atlas"), of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 326 other investors as either Limited Partners or Investor General Partners. The Partnership was funded to drill and operate gas wells located primarily in southeastern Mercer and Venango Counties, Pennsylvania.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------
     The financial statements are prepared in accordance with generally accepted accounting principles.
     The partnership uses the successful efforts method of accounting for oil and gas producing activities. Property acquisition costs are capitalized when incurred. Development costs, including equipment and intangible drilling costs related to both producing wells and dry holes, are capitalized. Capitalized costs are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs. Oil and gas properties are periodically assessed for impairment of value, and losses recognized at the time of impairment.

3.  FEDERAL  INCOME  TAXES
--------------------------
     The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability. Many provisions of the federal income tax laws are complex and subject to various interpretations.

4.  PARTICIPATION  IN  REVENUES  AND  COSTS
-------------------------------------------
     Atlas and the other partners generally participate in revenues and costs in the following manner:
                    OTHER
               ATLAS          PARTNERS
               -----          --------
          Organization  and  offering  costs          100      %         0   %
          Lease  costs          100      %          0      %
          Revenues          25      %          75      %
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


5.  TRANSACTIONS  WITH  ATLAS  AND  ITS  AFFILIATES
---------------------------------------------------
     The Partnership has entered into the following significant transactions with Atlas and its affiliates.
          Drilling  contracts  to  drill  and complete Partnership wells at an anticipated  cost  of  $36.36  per  foot  on  completed  wells.
          Administrative  costs  at  $75  per  well  per  month
          Well supervision fees initially of $275 per well per month plus the cost of third party materials and services
          Gas transportation and marketing charges at competitive rates which currently is 29 cents per MCF
6.  PURCHASE  COMMITMENT
------------------------
     Subject to certain conditions, investor partners may present their interests beginning in 1999 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year.
7.  SUBORDINATION  OF  MANAGING  GENERAL  PARTNER'S  REVENUE  SHARE
-------------------------------------------------------------------
     Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions of $7,000,000, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the Participants (July 1996).
     Cash distributions to participants in 1996 for the subordination year ending in 1997 subject to the subordination agreement amounted to $388,956.
8.  INDEMNIFICATION
-------------------
     In order to limit the potential liability of the investor general partners, Atlas and AEG Holdings, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.

9.  NATURAL  GAS  AND  OIL  PRODUCING  ACTIVITIES  (UNAUDITED)
--------------------------------------------------------------

     The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

     No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1)  Production  Costs
     -----------------
     The following table presents the costs related to natural gas and oil production activities:

     Capitalized  costs  at  December  31,  1996:
       Capitalized  costs          $7,331,715
         Accumulated  depreciation  and  depletion                (869,814)
                                                              ------------
           Net  capitalized  costs          $6,461,901
                                            ==========

     Costs  incurred  during  the  year:
       Property  acquisition  costs  -  proved  undeveloped  properties      $
                                                                             =
-0-
  =
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


(2)  Results  of  Operations  for  Producing  Activities
     ---------------------------------------------------
          The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 1996.

          Revenues          $  1,171,770
          Production  costs          (125,171)
          Depreciation  and  depletion                (869,814)
                                                --------------
          Results  of  operations  from  producing  activities     $   176,785
                                                                   ===========

          Depreciation and depletion of natural gas and oil properties are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

(3)  Reserve  Information
     --------------------
          The  information  presented  below  represents  estimates  of proved
natural  gas  reserves.    Proved  developed
reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred. All reserves are located in Eastern Ohio and Western Pennsylvania.

                            1996
                            ----
                    NATURAL  GAS
                           MCF
                           ---
     Proved  developed  and  undeveloped  reserves:
        Beginning  of  period          -0-
        Production          (523,279)
        Purchase  of  minerals  in  place          3,761,040
                                                   ---------

            End  of  period          3,237,761
                                     =========
     Proved  developed  reserves:
        Beginning  of  period                          -0-
                                         =================
        End  of  period          3,237,761
                                 =========

9.  NATURAL  GAS  AND  OIL  PRODUCING  ACTIVITIES  (UNAUDITED)  (CONTINUED)
---------------------------------------------------------------------------

(4)  Standard  Measure  of  Discounted  Future  Cash  Flows
     ------------------------------------------------------
          Management cautions that the standard measure of discounted future cash flows should not be viewed as an indication of the fair market value of natural gas and oil producing properties, nor of the future cash flows expected to be generated therefrom. The information presented does not give recognition to future changes in estimated reserves, selling prices or costs and has been discounted at an arbitrary rate of 10%. Estimated future net cash flows from natural gas and oil reserves based on selling prices and costs at December 31, 1996 price levels are as follows:

     Future  cash  inflows          $  6,896,433
     Future  production  costs          (2,778,008)
     Future  development  costs                          -0-
                                         -------------------
     Future  net  cash  flow          4,118,425
     10%  annual  discount  for  estimated  timing  of  cash  flows
(1,689,963)
     Standardized  measure of discounted future net cash flows     $ 2,428,462
                                                                   ===========

     Summary of changes in the standardized measure of discounted future net cash flows:

          Sales  of  gas  and  oil  produced  -  net          $(1,024,559)
          Development  costs  incurred          8,380,418
          Net  purchases  of  reserves  in  place          (4,927,397)
                                                           ----------
          Net  increase          2,428,462
          Beginning  of  period                          -0-
                                         -------------------

          End  of  period          $2,428,462
                                   ==========



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy  for  the  Nineties-Public  #4  Ltd.

By:    (Signature  and  Title):        Atlas Resources, Inc., Managing General
Partner

By      (Signature  and  Title):          /s/  James  R.  O'Mara
                                          ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer
     and  a  Director
Date:    April  24,  1997


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    (Signature  and  Title):          /s/  Charles  T.  Koval
                                        -----------------------
     Charles  T.  Koval,  Chairman  of  the  Board  and  a  Director
Date:    April  24,  1997


By    (Signature  and  Title):          /s/  James  R.  O'Mara
                                        ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer  and
       a  Director
Date:    April  24,  1997


By    (Signature  and  Title):          /s/  Bruce  M.  Wolf
                                        --------------------
     Bruce  M.  Wolf,  General  Counsel,  Secretary  and  a  Director
Date:    April  24,  1997


By    (Signature  and  Title):          /s/  Tony    C.  Banks
                                        ----------------------
     Tony  C.  Banks,  Vice  President  of Finance and Chief Financial Officer
Date:    April  24,  1997