Form 10QSB
period 1997-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1997-05-30
CIK 948948

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #4 Ltd. (the "Partnership") for the period January 1, 1997 to March 31, 1997

Item 2.  Description of Business

The Partnership has drilled and completed approximately 31.5 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania. As of June 30, 1996, 31.5 net wells are in production. The first quarterly distribution was on July 8, 1996 for natural gas production during February, March and April, 1996. All wells are on line.

Net Production revenue for the three months was $271,744 includes pumpers fees of $275.00 per month per well Expenses for this period include $75.00 per month per well for administrative costs.

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

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                              March 31,1997

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     3/31/97      12/31/96    Increase
                                                                   (Decrease)

Cash                                     $  235,969   $  204,711  $  31,258
Accounts receivable                         301,678      347,537    (45,859)
Oil and gas wells and leases              6,257,263    6,461,901   (204,638)
Organizational and syndication costs        895,017      924,287    (29,270)
                                         ===========  ==========  ==========
              TOTAL ASSETS               $7,689,927   $7,938.436  $(248,510)


LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   28,990       25,069      3,912
Partners' capital                        7,660,937    7,913,367   (252,430)
                                       ===========  ==========  ===========
TOTAL LIABILITIES AND PARTNERS CAPITAL  $7,689,927   $7,938,436, $(248,509)

--------------------------------------------------------------------------

                       STATEMENT OF INCOME - (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                    A PENNSYLVANIA LIMITED PARTNERSHIP

                      For the three months ended March 31, 1997


REVENUE
Natural gas sales                                         $  353,141
Less direct operating costs:
Royalty interest                                              44,567
Other                                                         36,831
                                                           ----------
                                                              81,396

Net Production Revenues                                      271,744
Interest Income                                                2,018
                                                            ---------
Total Revenue                                                273,761

EXPENSES
Depletion and depreciation of oil and gas wells and leases   204,638
Amortization of organizational and syndication costs          29,270
General and administrative fees                                7,012
Professional fees                                             10,331
Other                                                          1,359
                                                           ----------
Total Expenses                                               252,610
                                                           ==========
NET income (LOSS)                                           $ 21,152

-----------------------------------------------------------------
                        STATEMENT OF CASH FLOWS - (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP

                   For the three months ended March 31, 1997

                                          Increase (Decrease) in Cash

Cash flows from operating activities
Net Income (Loss)                                        $    21,152
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                                   204,638
Amortization                                                  29,270
Decrease   accounts receivable                                45,859
Increase in accounts payable                                   3,921
                                                           -----------
Net cash provided by operating activities                    304,840

Cash flows used in financing activities:
Distributions to Partners                                  ( 273,582)
                                                           -----------
Net Increase (Decrease) in Cash                               31,258

Cash at beginning of period                                  204,711

Cash at March 31, 1997                                 $     235,969
                                                           ===========
---------------------------------------------------------------------

      STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the three months March 31, 1997


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1997             $1,378,492   $6,534,876  $7,913,367

Participation in revenue and expenses:

Natural gas sales                          67,936      203,808     271,744
Interest                                      505        1,513       2,018
Depletion and depreciation              (  10,326)  (  194,312)   (204,638)
Amortization                            (  29,270)           0     (29,270)
Other costs                             (   4,676)  (   14,026)    (18,702)
                                       -----------   ----------    --------
Net income  (loss)                         24,169   (    3,017)     21,152

Distributions                             (68,396)   ( 205,187)   (273,582)
                                       ===========   =========== ==========
BALANCE AT September 30, 1996         $ 1,334,265   $6,326,672  $7,660,937

-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                           March 31, 1997

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1997 for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1996 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Date:   March 31, 1997

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   March 31, 1997

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   March 31, 1997

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

Date:   March 31, 1997

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):      /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   March 31, 1997

By (Signature and Title):       /s/  Tony  C. Banks
                                     Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   March 31, 1997