Form 10KSB/A
period 1996-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1998-01-08
CIK 948948

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

  Yes    X             No
        ----          ----

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

     Percentage  that  the  annual  unaccountable, fixed fee reimbursement for
Administrative Costs  bears  to  annual  Partnership  revenues.    2.00%

(C)  The  Partnership  drilled  thirty-two (32) wells during 1996.  A total of
31.5 net Partnership wells. The wells were drilled in Mercer and Venango County, Pennsylvania.

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

                       Payment of Partnership Costs and
          Reconciliation with Article V of the Partnership Agreement
          ----------------------------------------------------------

                                    Atlas     Participants
                                    -----     ------------
                                                 Partnership         Total
                                   %     Amount     %     Amount     Costs
                                   -     ------     -     ------     -----
 Organization & Offering Costs    100%     -0-      -
 Lease Costs                      100%     -0-      -
 Operating Costs                   25%    8,849    75%    26,547     35,396
 Tangible Drilling Costs         14.6%     -0-   85.4%
 Intangible Drilling Costs         -       -0-    100%
                                  ------------------------------------------
                                          8,849          26,547     35,396

   Also see Statement of Changes in Partners' Capital Accounts in the attached Audited Financials for December 31, 1996.

(G) A quarterly cash receipts and disbursements statement is attached dated April 4, 1996.

(2)  1996  Partner Form 1065 (K-1) were mailed to each partner by February 21,
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

------

     BALANCE  SHEETS
     ---------------
     ATLAS-ENERGY  FOR  THE  NINETIES-PUBLIC  #4  LTD.
     A  PENNSYLVANIA  LIMITED  PARTNERSHIP

                                      ASSETS
                                      ------

                                                      DECEMBER  31,
                                                      -------------
                                                 1996              1995
                                                 ----              ----
Cash                                          $ 204,711          $ 14,314
Accounts  receivable                            312,953             -0-
Accounts  receivable  Managing General Partner   34,584             -0-

Oil  and  gas  wells  and  leases             7,331,715         7,366,299
Less  accumulated depletion and depreciation   (869,814)            -0-
                                             ------------      ------------
                                              6,461,901         7,366,299
Organizational and syndication costs,net of
  accumulated  amortization of $124,416, and
 -0- respectively                               924,287         1,048,703
                                              ----------        ---------
                                             $7,938,436        $8,429,316
                                             ==========        ==========

                  LIABILITIES  AND  PARTNERS'  CAPITAL
                  ------------------------------------

Accounts  payable               $      25,069          $        -0-
Partners'  capital                  7,913,367             8,429,316
                                  -----------           -----------

                                   $7,938,436             $8,429,316
                                   ==========             ==========


     STATEMENT  OF  INCOME  AND  CHANGES  IN  PARTNERS  CAPITAL
     ----------------------------------------------------------
                   YEAR  ENDED  DECEMBER  31,  1996

                                    MANAGING
                                    GENERAL          OTHER
                                    PARTNER          PARTNERS       TOTAL
                                    -------          --------       -----
REVENUE
-------
     Natural  gas  sales          $ 334,832       $1,004,495     $1,339,327

     Less  direct  operating  costs:
     Royalty  interests              41,889          125,668        167,557
     Other                           31,293           93,878        125,171
                                 ----------          -------     -----------
                                     73,182          219,546        292,728
                                 ----------          -------     -----------

Net  production  revenues           261,650          784,949      1,046,599

EXPENSES
--------
     Depletion and  depreciation
 of oil and gas wells and leases     43,893          825,921        869,814
     Amortization of organizational
 and syndication costs              124,416            -0-          124,416
     General  and  administrative     8,849           26,547         35,396
                                   ---------       ---------        --------
  TOTAL  EXPENSE                    177,158          852,468      1,029,626
                                   ---------       ---------      ---------

   NET  INCOME  (LOSS)               84,492          (67,519)        16,973

Capital  accounts  at
  beginning  of  year             1,423,652         7,005,664     8,429,316
Distributions                      (129,652)         (403,270)     (532,922)
                              --------------      ------------    ----------

                                 $1,378,492        $6,534,875    $7,913,367
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

                                 MANAGING
                                  GENERAL          OTHER
                                  PARTNER          PARTNERS          TOTAL
                                  -------          --------          -----
REVENUE
-------
Interest  income            $        -0-          $   14,314     $   14,314

PARTNERS'  CAPITAL  CONTRIBUTIONS
---------------------------------
Cash                                 -0-           6,991,350      6,991,350
Organizational and
 syndications costs              1,048,703             -0-        1,048,703
Tangible  costs                    239,049             -0-          239,049
Leasehold  costs                   135,900             -0-          135,900
                               ---------------       ---------     ----------

PARTNERS' CAPITAL AT END OF YEAR $1,423,652        $7,005,664    $8,429,316
                                 ===========       ==========    ==========


                           STATEMENTS  OF  CASH  FLOWS
                           ---------------------------
                                                       YEAR  ENDING
                                                       DECEMBER  31,
                                                       -------------
                                                 1996              1995
                                                 ----              ----
Cash  flows  from  operating  activities:
Net  income                               $    16,973        $   14,314
Adjustments to reconcile net income
 to net cash provided by
 operating  activities:
Depletion and depreciation of oil and
 gas wells and leases                         869,814              -0-
Amortization                                  124,416              -0-
Increase  in  accounts  receivable           (312,953)             -0-
Increase  in  accounts  payable                25,069              -0-
                                            ----------          --------
Net cash provided by operating activities     723,319            14,314

Cash  flows  from  investing  activities:
Oil  and  gas  well  drilling  contracts         -0-         (6,991,350)

Cash  flows  from  financing  activities:
Capital  (distributions)  contributions      (532,922)        6,991,350
                                            ----------      -----------

Net  increase  in  cash                       190,397            14,314

Cash  at  beginning  of  year                  14,314              -0-
                                       --------------         -------------

Cash  at  end  of  year                  $    204,711         $  14,314
                                         ============        ==============

Supplemental  cash  flow  information:
Accounts receivable from Managing General Partner for
adjustments  to  assets  contributed       $   34,584         $    -0-
                                            ==========        ===========

Assets  contributed  by  Managing  General  Partner:
Tangible  costs                              $  -0-          $  239,049
Organizational  and  syndication  costs         -0-           1,048,703
Lease  costs                                    -0-             135,900
                                          -----------       ------------

                                          $     -0-        $  1,423,652
                                           ==========       ============

See  notes  to  financial  statements

                       NOTES  TO  FINANCIAL  STATEMENT
                         -------------------------------

ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS
----------------------------------------
     Atlas-Energy for the Nineties-Public #4 Ltd. (the "Partnership"), is a Pennsylvania limited partnership which includes Atlas Resources, Inc. ("Atlas"), of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 326 other investors as either Limited Partners or Investor General Partners. The Partnership was funded to drill and operate gas wells located primarily in southeastern Mercer and Venango Counties, Pennsylvania.

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
  Accumulated  depreciation  and  depletion                (869,814)
                                                        ------------
     Net  capitalized  costs                             $6,461,901
                                                         ==========

Costs  incurred  during  the  year:
  Property acquisition costs-proved
  undeveloped  properties                                $   -0-
                                                         ==========
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


(2)  Results  of  Operations  for  Producing  Activities
     ---------------------------------------------------
          The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 1996.

 Revenues                                           $  1,171,770
 Production  costs                                      (125,171)
 Depreciation  and  depletion                           (869,814)
                                                   --------------
Results of operations from producing activities     $    176,785
                                                   ==============

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
   Purchase  of  minerals  in  place                   3,761,040
                                                       ---------

            End  of  period                            3,237,761
                                                     ===========
     Proved  developed  reserves:
        Beginning  of  period                             -0-
                                                     ===========
        End  of  period                                3,237,761
                                                     ===========

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

Future  cash  inflows                                     $  6,896,433
Future  production  costs                                   (2,778,008)
Future  development  costs                                       -0-
                                                          -------------
Future  net  cash  flow                                      4,118,425
10% annual discount for estimated timing of cash flows (1,689,963) Standardized measure of discounted future net cash flows $ 2,428,462
                                                            ===========

     Summary of changes in the standardized measure of discounted future net cash flows:

Discoveries and extensions                          $ 3,453,021
Sale   of  gas  and  oil  produced  -  net           (1,024,559)
                                                    ------------
Net  increase                                         2,428,462
Beginning  of  period                                    -0-
                                                    ------------
End  of  period                                      $2,428,462
                                                    ============

Management believes that the standardized measure of discounted future net cash flows presented above does not represent the fair market value of its oil and gas assets. The above values reflect constant prices applied to future production and are discounted at an arbitrary 10% interest rate to comply with SFAS 69 reporting requirements.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy  for  the  Nineties-Public  #4  Ltd.

By:    (Signature  and  Title):        Atlas Resources, Inc., Managing General
Partner

By      (Signature  and  Title):          /s/  James  R.  O'Mara
                                          ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer
     and  a  Director
Date:    December  31,  1997


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    (Signature  and  Title):          /s/  Charles  T.  Koval
                                        -----------------------
     Charles  T.  Koval,  Chairman  of  the  Board  and  a  Director
Date:    December  31,  1997


By    (Signature  and  Title):          /s/  James  R.  O'Mara
                                        ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer  and
       a  Director
Date:    December  31,  1997


By    (Signature  and  Title):          /s/  Bruce  M.  Wolf
                                        --------------------
     Bruce  M.  Wolf,  General  Counsel,  Secretary  and  a  Director
Date:    December  31,  1997


By    (Signature  and  Title):          /s/  Tony    C.  Banks
                                        ----------------------
     Tony  C.  Banks,  Vice  President  of Finance and Chief Financial Officer
Date:    December  31,  1997