Form 10QSB/A
period 1997-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1998-01-08
CIK 948948

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB
                                 AMENDED

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of Septmeber 30, 1997 and December 31, 1996

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     9/30/97      12/31/96    Increase
                                                                   (Decrease)
-----------------------------------------------------------------------------
Cash                                     $  169,097   $  204,711  $ (35,614)
Accounts receivable                         171,771      347,537   (175,766)
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        340,868      552,248   (211,380)

Oil and gas wells and leases              5,901,528    6,461,901   (560,373)
Organizational and syndication costs        845,421      924,287    (78,866)
                                         ----------   ----------  ----------
              TOTAL ASSETS               $7,087,817   $7,938,436  $(850,619)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   19,902       25,069     (5,167)
Partners' capital                        7,067,915    7,913,367   (845,452)
                                         ---------    ---------   ---------
TOTAL LIABILITIES AND PARTNERS CAPITAL  $7,087,817   $7,938,436  $(850,619)
                                         =========    =========   =========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
                  For the nine months ended September 30, 1997

                             Nine Months Ended          Third Quarter Ended
                                September 30,               September 30,
                               1997       1996             1997       1996
                             ------------------         -------------------

REVENUE
Natural gas sales           $840,078   $943,590         $234,596   $390,249
Less direct operating costs:
Royalty interest             105,534    117,993           29,367     48,829
Other                        103,585     87,541           33,782     35,327
                           ----------  --------         --------   --------
                             209,119    205,534           63,149     84,156
                           ----------  --------         --------   --------
Net Production Revenues      630,959    738,056          171,447    306,093
Interest Income                3,504      -0-              1,203      -0-
                           ----------  --------         --------   --------
Total Revenue                634,463    738,056          172,650    306,093

EXPENSES
Depletion and depreciation
 of oil and gas wells and
 leases                      551,374    629,899          154,299    265,682
Amortization of organization
 and syndication costs        78,866     89,675           22,071     37,823
General and administrat. fees 20,912     14,966            6,845      6,727
Professional fees             10,331     11,893             -0-         515
Other                          1,381      1,079               99         45
                           ----------   -------          -------    -------
Total Expenses               662,864    747,512          183,314    310,792
                           ----------   -------          -------    -------
NET (LOSS)                  $(28,401)   $(9,456)        $(10,664)   $(4,699)
                           ==========   ========        =========   ========

-----------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #4 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                   For the nine months ended September 30, 1997

                                                   Nine Months Ended
                                                     September 30,
                                                     1997      1996
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net (Loss)                                        $(28,401)   $(9,456)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                         551,374    629,899
Amortization                                        78,866     89,675
Decrease (Increase) accounts receivable            175,766   (306,092)
(Decrease) Increase in accounts payable             (5,167)    15,710
                                                -----------  ----------
Net cash provided by operating activities          772,438    419,736

Cash flows used in financing activities:
Distributions to Partners                        ( 817,052)  (203,205)
Refund of Intangible Drilling Cost                   9,000      -0-
                                                 ----------  ---------
Net Increase (Decrease) in Cash                    (35,614)   216,531

Cash at beginning of period                        204,711     14,314

Cash at end of period                             $169,097   $230,845
                                                ==========   ========
---------------------------------------------------------------------

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

Capitalized costs of oil and gas wells, leases and organization and syndication costs are depreciated, depleted and amortized by the unit of production method.
-----------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations
---------------------

Nine Months Ended September 30, 1997
------------------------------------

Net production revenue for the nine months ended September 30, 1997 are down $107,097 (14%) due primarily to normal declines in natural gas production from 435,402 Mcf in the nine months ended September 30, 1996 to 361,622 Mcf in the current nine months. The production declines are net of increases in revenues and operating costs attributable to wells being on-line for the full period in the current nine months compared with the prior year. Natural gas prices increased by $.15/Mcf to $2.32/Mcf during the current nine months to partially offset the effect of the decline in production.

Quarter Ended September 30, 1997
--------------------------------

Net production revenue for the three months ended September 30, 1997 are down $134,646 (34%) due primarily to normal declines in natural gas production from 183,944 Mcf in the three months ended September 30, 1996 to 106,087 Mcf in the current three months. Natural gas prices increased by $.09/Mcf to $2.21/Mcf during the current three months to partially offset the effect of a decline in production.

Financial Position
------------------

Liquidity
---------

The partnership's working capital decreased 39% from $527,179 at December 31, 1996 to $320,966 at September 30, 1997. The decrease is attributable to normal declines in natural gas production which result in lower receivables for gas produced but not yet sold at the end of the reporting period.

Capital Resources

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.


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

Date:   December 31, 1997

------------------------------------------------------------------------