Form 10KSB/A
period 1997-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1998-04-01
CIK 948948

U.S. Securities and Exchange Commission

                          Washington, D.C.  20549

                              FORM 10-KSB
                                AMENDED

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1997

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

                                    None
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year.  $1,094,717

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes      No ___

---------------------------------------------------------------------

     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Atlas-Energy for the Nineties-Public #4 Ltd. (the "Partnership")
was formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 5, 1995, with Atlas Resources, Inc. ("Atlas") as Managing General Partner. The Partnership had its initial and final closing on December 27, 1995, and was funded with subscriptions of $6,991,350 to drill natural gas development wells. Also, on December 27, 1995, the Managing General Partner was credited with a total capital contribution of $1,423,652 because of certain expenditures it made on behalf of the Partnership and certain prospects it contributed to the Partnership. The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.
The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in
commercially marketable quantities.   Because the initial and final
closing date was December 27, 1995, the Partnership did not conduct any drilling activities in 1995; however, the Partnership did prepay the drilling costs pursuant to the Drilling and Operating Agreement with Atlas on December 27, 1995, in an amount equal to $7,230,399 to drill 31.5 development wells to the Clinton/Medina geological formation in Mercer and Venango Counties, Pennsylvania. Atlas and its affiliates' had sufficient leasehold inventory to provide the prospects to be developed by the Partnership. See "Properties".
For the next twelve months management believes that the Partnership has adequate capital in order to conduct its operations. The Partnership had sufficient capital resources from the closing to drill and develop approximately 31.5 net wells. No other wells will be drilled and therefore no additional funds will be required. The payment of operating and maintenance costs did not begin until the Partnership wells began to generate revenue. Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates. Atlas, however, is not contractually committed to make such a loan. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription. No borrowings will be obtained from third parties.
With respect to operating and maintenance costs, the Partnership's commitments pursuant to the drilling and operating agreement are being fulfilled through revenues generated from the sale of gas. During producing operations Atlas, as operator, receives a monthly well supervision fee of $275 (proportionately reduced to the extent less than 100% of the working interest was acquired) for each producing well for which it has responsibility under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Partnership and to government agencies, and collecting and disbursing revenues. The well supervision fees do not include costs and expenses related to the production and sale of oil, purchase of equipment, materials or third party services, brine disposal, and rebuilding of access roads, all of which are billed at the invoice cost of materials purchased or third party services performed. As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation, and a reasonable charge for services performed directly by Atlas or its affiliates. The drilling and operating agreement also gives the operator the right at any time after three years from the date a Partnership well has been placed into production to retain $200 per month to cover future plugging and abandonment of such well.
Natural gas produced by the wells developed by the Partnership must be marketed in order for the Partnership to realize revenues from such production. The Partnership did not purchase and does not anticipate selling any producing wells. In recent years natural gas and oil prices have been volatile.
The marketing of natural gas and oil production is also affected by numerous factors beyond the control of the Partnership and the effect of which cannot be accurately predicted. These factors include the availability and proximity of adequate pipeline or other transportation facilities; the amount of domestic production and foreign imports of oil and gas; competition from other energy sources such as coal and nuclear energy; local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and fluctuating seasonal supply and demand. For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for such gas. Also, increased imports of oil and natural gas have occurred and are expected to continue. The free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. Additionally, the passage in November, 1993, of the North American Free Trade Agreement will have some impact on the American gas industry by eliminating trade and investment barriers in the United States, Canada and Mexico. In the past the reduced demand for natural gas and/or an excess supply of gas has resulted in a lower price paid for the gas. It has also resulted in some purchasers curtailing or restricting their purchases of natural gas; renegotiating existing contracts to reduce both take-or-pay levels and the price paid for delivered gas; and other difficulties in the marketing of production.
The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles". The Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.
The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all the gas sold to its customers in a geographic area is divided by the volume of all gas sold from the wells in the area. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased. Atlas, however, has not voluntarily restricted its gas production in the past two years.
In the Mercer County area, a portion of the Partnership's gas is transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas is transported through Atlas' and its affiliates' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 100 customers.
Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Wheatland Tube Company and Carbide Graphite each will purchase approximately 10% to 15% of the Partnership's gas production in 1998, pursuant to gas contracts between them and an affiliate of Atlas, and it is possible that other purchasers of the Partnership's gas production may account for 10% of the Partnership's gas sales revenues in 1998. See "Financial Statements".

In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risk of a portion of all its programs' gas production which includes the Partnership. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee composed of the President, General Counsel, Chief Financial Officer (chairperson) and Director of Marketing, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production.

There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all phases, including the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas, although there can be no assurance of the price to be received by the Partnership for the gas.

The Partnership has not and will not devote any funds to research and development activities. There are no new products or services and the Partnership does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.
Oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas, which imposes a comprehensive statutory and regulatory scheme with respect to oil and gas operations. Among other things, the regulations involve:
(i) new well permit and well registration requirements, procedures and fees; (ii) minimum well spacing requirements; (iii) restrictions on well locations and underground gas storage; (iv) certain well site restoration, groundwater protection and safety measures; (v) landowner notification requirements, (vi) certain bonding or other security measures; (vii) various reporting requirements; (viii) well plugging standards and procedures; and (ix) broad enforcement powers. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Atlas does not expect that these regulations will have a material adverse impact upon the operations of the Partnership. The Partnership believes it has complied in all material respects with applicable state regulations and will continue to do so.

The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and the pricing of natural gas sold for resale interstate; and under the Natural Gas Policy Act of 1978 ("NGPA") the price of intrastate gas. Price controls for natural gas production from new wells, however, were deregulated on December 31, 1992. Deregulated gas production may be sold at market prices determined by supply, demand, BTU content, pressure, location of the wells, and other factors. All gas produced by the Partnership wells will be price decontrolled gas and sold at fair market value.
Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. For example, FERC Order 500 requires interstate pipelines that transport gas for others to provide transportation service to producers, distributors, and all other shippers of natural gas on a non-discriminatory, "first-come, first-served" basis so that producers and other shippers can sell natural gas directly to end-users. FERC Order 636, which became effective May 18, 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services.
It is difficult to assess the effect of the order on the Partnership.

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

Various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Partnership's operations and costs. The Partnership may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) for hazardous substance contamination. The liability is unlimited in cases of willful negligence or misconduct. There also is no limit on liability for environmental cleanup costs or damages with respect to claims by the state or private persons or entities. In addition, the Environmental Protection Agency will require the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions.

Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Compliance with these statutes and regulations may cause delays in producing natural gas and oil from the wells and may increase substantially the cost of producing such natural gas and oil. These laws and regulations, however, are constantly being revised and changed. The Partnership is unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although it does not believe such costs will be substantial. The Partnership is unable to obtain insurance to protect against many environmental claims.

ITEM 2.     PROPERTIES

DRILLING ACTIVITY. The Partnership drilled 31.5 net wells, all of which were productive. All the wells were drilled and completed by the Partnership as of March 31, 1996. No further drilling activities will be undertaken.
The following table summarizes the Partnership's drilling activity since its formation. All of the wells drilled were development wells which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. A "dry hole" is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A "productive well" is an exploratory or a development well that is not a dry well.

                         YEAR ENDED, DECEMBER 31,
                 1995               1996              1997
             GROSS   NET        GROSS   NET        GROSS     NET

Development Wells:
Oil          0       0           0      0            0        0
Gas          0       0           32     31.5         32       31.5
Dry
Total        0       0           32     31.5         32       31.5

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

                             YEAR ENDED DECEMBER 31,
                                        1995  1996        1997
Production (1):
Oil (Bbls)                               0     0           0
Natural Gas (Mcf)                        0     523,279     401,575
Total (Equivalent Barrels)  (2)          0     87,214      66,929Average
Sales Price:
Per Equivalent Barrel (2)(3)             0     $13.44      14.30Average
Production Cost (lifting cost):
         Per Equivalent Barrel (2)(4)    0     $1.44        2.05
(1) The production shown in the table is determined by multiplying the gross production of properties in which the Partnership has an interest by the percentage of the leasehold interest owned by the Partnership less the royalty interests of others. Thirty-one of the properties owned by the Partnership are subject to a 12.5% landowner's royalty and the Partnership has an 87.5% net revenue interest. One property is subject to a 1/32 (3.125%) overriding royalty interest in addition to a 12.5% landowner's royalty and the Partnership has an 84.37% net revenue interest.
(2) The ratio of energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to convert natural gas production into equivalent barrels of oil.
(3) The average sales price per Mcf of gas sold by the Partnership was $2.29 in 1996 and $2.38 in 1997 after deducting all expenses, including transportation expenses.
(4) Production costs represent oil and gas operating expenses as reflected in the financial statements of the Partnership plus depreciation of support equipment and facilities.

SUMMARY OF PRODUCTIVE WELLS. The table below gives the number of the Partnership's productive gross and net wells at December 31, 1997.

                  GAS WELLS             OIL WELLS          TOTAL WELLS
               GROSS     NET          GROSS      NET     GROSS    NET
Pennsylvania     32     31.5            0         0       32     31.5
Total            32     31.5            0         0       32     31.5

"Productive wells" are producing wells and wells capable of production.

OIL AND GAS RESERVES. All of the Partnership's oil and gas reserves are located in the United States. Estimates of the Partnership's net proved developed and undeveloped oil and gas reserves as of December 31, 1997, and the present value (discounted at 10%) of estimated future net revenue before income tax from those reserves are set forth in the following table

                          AS OF DECEMBER 31, 1997

                        Oil      Gas           Total     PRESENT VALUE
                       (BBLS)   (MCF)          (BOE)     OF FUTURE NET
                                                         REVENUES
                                                         (in thousands)
Proved Developed         0      2,321,941      386,990     $1,867
Proved Undeveloped       0              0            0          0
Total                    0      2,321,941      386,990     $1,867

Estimated future net revenues represent estimated future gross revenues from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of December 31, 1997. These prices were held constant throughout the life of the properties except when different prices were fixed and determinable from applicable contracts. These price assumptions resulted in a weighted average price of $2.52 per Mcf for gas over the life of the properties. Prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. The amounts shown do not reflect non-property related costs, such as general and administrative expenses, and future income tax expense, or depreciation, depletion and amortization.

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

No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1997. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The Partnership has not filed any estimates (on a consolidated basis) of its oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the Securities and Exchange Commission within the 12 months prior to the date of this filing.

ACREAGE.  The following table sets forth, as of December 31, 1997, the acres of developed and undeveloped oil and gas acreage in which the Partnership had an interest.
                  DEVELOPED          UNDEVELOPED          TOTAL
  LOCATION
Pennsylvania   GROSS       NET         GROSS     NET   GROSS        NET
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

BUSINESS OF ATLAS. Atlas, a Pennsylvania corporation, was incorporated in 1979 and Atlas Energy Group, Inc. ("Atlas Energy"), an Ohio corporation, was incorporated in 1973. Atlas and Atlas Energy are wholly owned subsidiaries of AIC, Inc., a corporation formed in July, 1995, which is a wholly owned subsidiary of The Atlas Group, Inc., ("Atlas Group") that was formerly known as AEG Holdings, Inc., a corporation which was also formed in July, 1995.
As of December 31, 1997, Atlas and its Affiliates operated approximately 1,240 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,700 natural gas wells, approximately 1,660 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.
Atlas and its affiliates employ a total of approximately ninety-nine persons, consisting of three geologists (one of whom is an exploration geologist), five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.
The other subsidiaries of AIC, Inc. are: (i) Atlas Gas Marketing, Inc., a gas marketing company; (ii) Mercer Gas Gathering, Inc., a gas gathering company which gathers gas from Atlas and its affiliates' wells in Mercer County, Pennsylvania, and delivers the gas directly to industrial end-users or to interstate pipelines and local distribution companies; (iii) Pennsylvania Industrial Energy, Inc., which sells natural gas to industrial end-users in Pennsylvania; (iv) Transatco, Inc., which owns a 50% interest in Topico which operates a pipeline in Ohio; (v) Atlas Energy Corporation, which serves as managing general partner of exploratory programs and driller and operator; and (vi) Anthem Securities, Inc., which is a registered broker-dealer and a member firm of the NASD and serves as dealer-manager of Atlas-sponsored programs. In addition, Atlas is the sole owner of ARD Investments, Inc., a corporation formed in July, 1995, and Atlas Energy is the sole owner of AED Investments, Inc., a corporation formed in July, 1995. Prior to July, 1995, all of the Atlas companies were wholly owned by Atlas Energy. The purpose of forming Atlas Group, AIC, Inc., ARD Investments, Inc. and AED Investments, Inc. was to achieve more efficient concentration of funds of the Atlas group of companies, thereby minimizing transaction costs and maximizing returns on investment vehicles.

Atlas and its affiliates have constructed for their use over 600 miles of gas transmission lines and produce in excess of nine billion cubic feet of natural gas annually from wells they operate which they market directly to end-users or to interstate pipelines and local distribution companies. In addition, Atlas Gas Marketing, Inc. (an affiliate) purchases for resale an additional eight billion cubic feet of natural gas annually from third party producers locally and in the south/southwest United States which is marketed as described in

                     "Description of Business."

                       ORGANIZATIONAL DIAGRAM

                       The Atlas Group, Inc.
                                 |
-----------------------------AIC, Inc.
|
|-Atlas Resources, Inc. (Managing General Partner of Development
| Drilling Programs, Driller and Operator in Pennyslvania)
|                                                    |ARD Investments, Inc.
|
|
|-Mercer Gas Gathering, Inc. (Gas Gathering Company)
|
|-Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania
| Industry)
|
|-Atlas Energy Corporation (Managing General Partner of Exploratory Drilling | Programs and Driller and Operator)
|
|-Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio)
|
|-Atlas Gas Marketing, Inc. (Markets Natural Gas)
|
|-Anthem Securities Inc. (Registered Broker-Dealer)
|
|-Atlas Energy Group, Inc. (Driller and Operator in Ohio)
                                                | AED Investments, Inc.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF ATLAS.
The executive officers, directors and significant employees of Atlas who are also officers, directors and significant employees of Atlas Group and Atlas Energy are as follows:

Charles T. Koval   63     Chairman of the Board and a Director
James R. O'Mara    53     President, Chief Executive Officer and a Director
Bruce M. Wolf      48     General Counsel, Secretary and a Director
James J. Kritzo    62     Vice President of the Land Department
Donald P. Wagner   55     Vice President of Operations
Frank P. Carolas   37     Vice President of Geology
Tony C. Banks      42     Vice President of Finance and CFO
Barbara Krasnicki  52     Vice President of Administration
Jacqueline Poloka  46     Controller
John A. Ranieri    37     Director of Gas Marketing
Eric D. Koval      32     President of Anthem Securities, Inc.
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

JAMES J. KRITZO.  Vice President of the Land Department.  Mr.
Kritzo joined the Land Department of Atlas Energy in 1979.

DONALD P. WAGNER. Vice President of Operations. Mr. Wagner joined Atlas Energy in 1979.

FRANK P. CAROLAS.  Vice President of Geology.  Mr. Carolas joined
Atlas Energy in 1981.

TONY C. BANKS.  Vice President of Finance and Chief Financial
Officer. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

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

ERIC D. KOVAL. President of Anthem Securities, Inc. Mr. Koval joined Atlas in 1993 as a production engineer specializing in acquisitions and dispositions. He subsequently moved into the investor relations department in 1994. Mr. Koval is a registered broker-dealer principal, and is the son of Charles Koval.

JOSEPH R. SADOWSKI. A director. He co-founded Atlas Energy. Mr. Sadowski has served as a director of Dixon Ticonderoga since 1987.

ITEM 4.     REMUNERATION OF DIRECTORS AND OFFICERS

The Partnership, as previously stated, has no employees. The following table, however, sets forth all cash compensation paid by Atlas (which has complete and exclusive discretion and control over the operations and activities of the Partnership) during Atlas' fiscal year ended July 31, 1997, to the three most highly compensated persons who are executive officers or directors and to all executive officers and directors of Atlas as a group, for services in all capacities while acting as executive officers or directors of Atlas:

    NAME OF INDIVIDUAL
    OR IDENTITY OF          CAPACITIES IN WHICH              CASH
    GROUP(3)                REMUNERATION WAS RECEIVED(4)     COMPENSATION(1,2)

James R. O'Mara         President, Chief Executive Officer     $305,300
                         and a Director
Charles T. Koval        Chairman of the Board                  $296,500
and a Director
Bruce M. Wolf           General Counsel, Secretary             $217,150
                         and a Director
Executive Officers                                             $1,383,530
as a Group (8 persons)

(1) The amounts indicated were composed of salaries and all cash bonuses for services rendered to Atlas and its affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of such compensation was deferred.

(2) Atlas has an "ESOP" retirement plan, described below, and has a 401(K) plan which allowed employees to contribute the lesser of 15% of their compensation or $9,500 for the calendar year 1997 or $9,500 for the calendar year 1996. Atlas contributed an amount equal to 50% and 50% of each employee's contribution for the calendar years July 31, 1997 and 1996, respectively.

(3) There were no stock options granted or exercised during the fiscal year ended July 31, 1997, to the above individuals.
(4) During the fiscal year ended July 31, 1997, each director was paid a director's fee of $12,000 for the year. There are no other arrangements for remuneration of directors.

ITEM 5. SECURITY OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

As of December 31, 1997, the Partnership had issued and outstanding
700 Units. No officer or director of Atlas owns any Units, and no partner beneficially owns more than 10% of the outstanding Units of the Partnership.

Atlas Group owns 100% of the common stock of AIC, Inc. which owns
100% of the common stock of Atlas and Atlas Energy. The following table sets forth, as of December 31, 1997, information as to the beneficial ownership of common stock of Atlas Group by each person known to Atlas Group to own beneficially 5% or more of the outstanding common stock of Atlas Group, by directors and nominees, naming them individually, and by all directors and officers of Atlas Group as a group:

                               SHARES OF COMMON     PERCENT OF CLASS
Charles T. Koval                  109,391                    26.445%
Joseph R. Sadowski.               109,142                    26.384%
James R. O'Mara                    95,164     (1)            23.005%
Bruce M. Wolf                      44,710     (2)            10.808%
   Directors and Officers
 as Group (9 persons)             377,654     (1)(2)         91.344%

(1) Includes 22,164 shares of Atlas Group issuable upon the exercise of stock options held by Mr. O'Mara.

(2) Includes 14,210 shares of Atlas Group issuable upon the exercise of stock options held by Mr. Wolf.

Atlas Group has adopted Atlas Energy's existing Employee Stock Ownership Plan ("ESOP") for the benefit of its employees, other than Messrs. Koval and Sadowski, to which it will contribute annually approximately 6% of annual compensation in the form of shares of Atlas Group. Atlas Group anticipates that it will contribute approximately 3,000 shares of its stock to the ESOP each year.
Pursuant to agreements entered into between Atlas Group and its shareholders to accommodate the desire of Messrs. Sadowski and Koval to gradually liquidate a majority of their stock ownership in Atlas Group in preparation for their respective retirement from Atlas Group it is anticipated that by the year 2003 the stock ownership of Atlas Group by Messrs. Koval and Sadowski will be reduced through a series of stock redemptions to approximately 15% each. The stock ownership of certain of the remaining officers will be increased to approximately 60%, in the aggregate; and the stock ownership of the ESOP will be approximately 10%.

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

In 1990, Messrs. Koval and Sadowski entered into five year employment agreements with Atlas Energy which agreements have been transferred to Atlas Group, renewable for an additional five year term and on an annual basis after the first ten years. Mr. Sadowski, however, retired other than as a director in 1996. The terms and provisions of the employment agreements with Mr. Koval are subject to negotiation at the time of each renewal and currently do not provide for any severance payments. Also, during the terms of the promissory notes Messrs. Koval and Sadowski have the right to serve as directors of Atlas Group and as one of the two trustees of the ESOP.
On November 8, 1990, Atlas Energy entered into a Stock Option
Agreement which established a management employee stock option plan to provide incentive compensation for certain of its key employees to acquire up to 47,578 shares of common stock of Atlas Energy. Pursuant to the plan, Messrs. O'Mara and Wolf were granted stock options for 22,164 and 14,210 shares, respectively. The options are 100% vested with an option price of $1.00 per share and may be exercised when the promissory notes to Messrs. Koval and Sadowski have been satisfied and will terminate on August 15, 2012. The issuance of future options will be determined at a later date. The shareholders are also subject to a Shareholders Agreement which provides, among other things, that such shareholders may not transfer their shares in Atlas Group unless the shares have first been offered to Atlas Group and the other shareholders.

ITEM 6.     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

OIL AND GAS REVENUES.  The Managing General Partner is allocated
25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership Subscription, 14.6% of tangible costs and contributing all leases to the Partnership. During the calendar year ending December 31, 1997, the Managing General Partner received $205,026 from the Partnership's oil and gas revenues.

LEASES. The Managing General Partner initially contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 32 undeveloped prospects to the Partnership to drill approximately 31.5 net wells. With respect to the 32 prospects contributed for these wells Atlas received a credit in the amount of $113,400. During 1997, the Managing General Partner did not enter into any further lease transactions and none are anticipated.

ADMINISTRATIVE COSTS. The Managing General Partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, proportionately reduced if less than 100% of the working interest in a well is
acquired.   With respect to the net wells during the calendar year
ending December 31, 1997, the Managing General Partner received
$27,994.

DIRECT COSTS. The Managing General Partner and its affiliates are reimbursed for all direct costs expended on behalf of the Partnership. With respect to the net wells during the calendar year ending December 31, 1997, the Managing General Partner received $34,626.

DRILLING CONTRACTS. On December 27, 1995, the Partnership entered into a drilling contract with Atlas to drill and complete 31.5 net wells. The Partnership paid Atlas for drilling and completing the Partnership wells an amount equal to $36.36 per foot to the depth of the well at its deepest penetration, proportionately reduced if less than 100% of the working interest in a well is acquired. With respect to the 31.5 net wells the total amount received by Atlas was $6,991,350. During 1997, the Partnership did not enter into any further drilling transactions and none are anticipated.

PER WELL CHARGES. Atlas, as operator, is reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the net wells during the calendar year ending December 31, 1997, Atlas received $102,575. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well.

As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation.

TRANSPORTATION AND MARKETING FEES. The Partnership pays a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

OTHER COMPENSATION. Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership, and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates. For the calendar year ending December 31, 1997, Atlas did not advance any funds nor did it provide any equipment, supplies or other services.
The following discussion relates solely to certain relationships and related transactions with respect to Atlas and does not relate to the Partnership. The following discussion has been included because Atlas has been granted by the Partnership Agreement and the drilling and operating agreement the exclusive right, power and authority to control the operations and activities of the Partnership.

Atlas, its officers, directors and affiliates have in the past invested, and may in the future invest, as participants in oil and gas programs sponsored by Atlas on the same terms as unrelated investors. Atlas, its officers, directors and affiliates have also participated in the past, and may in the future participate, as working interest owners in wells in which Atlas or its oil and gas programs have an interest. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors and Atlas Group has loaned to its officers and directors amounts in excess of $60,000 from time to time as necessary for participation in such wells or programs. Prior to 1996, such loans were either non-interest bearing or accrued interest at variable rates, but since 1995 all new loans for such purpose are required to bear interest. Currently no such loans are outstanding.

PART II

ITEM 7.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION.    There is no established public trading
market for the Investor General Partner interests or the Limited Partner interests and it is not anticipated that such a market will develop. The Partnership interests may be transferred only in accordance with the provisions of Article 6 of the Partnership Agreement. The principal restrictions on transferability are as follows: (i) the consent of the Managing General Partner is required; and (ii) no transfer may be made which would result in materially adverse tax consequences to the Partnership or the violation of federal or state securities laws.

An assignee may become a substituted Limited Partner or Investor General Partner only upon meeting certain further conditions, which include: (i) the assignor gives the assignee such right; (ii) the Managing General Partner consents to such substitution, which consent shall be in the Managing General Partner's absolute discretion; (iii) the assignee pays to the Partnership all costs and expenses incurred in connection with such substitution; and (iv) the assignee executes and delivers such instruments, in form and substance satisfactory to the Managing General Partner, necessary or desirable to effect such substitution and to confirm the agreement of the assignee to be bound by all terms and provisions of the Partnership Agreement. A substitute Limited Partner or Investor General Partner is entitled to all rights attributable to full ownership of the assigned Units, including the right to vote.

HOLDERS.     As of December 31, 1997, there were 326 investors.

DIVIDENDS.   The Managing General Partner will review the accounts
of the Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership.
In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner may only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account. During the calendar year ending December 31, 1997, the Partnership distributed $788,542 to the Participants and $235,794 to the Managing General Partner.

ITEM 8.     LEGAL PROCEEDINGS
None.

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

ITEM 10.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

ITEM 11.     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
There are no equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 12.     REPORTS ON FORM 8-K
The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                             PART F/S
ITEM 13.     FINANCIAL STATEMENTS
The Partnership's Financial Statements for the period January 1,
1997, to December 31, 1997, together with the opinion of the accountants thereon, FOLLOW BELOW.

PART III
ITEM 14.     EXHIBITS
(a)     Exhibits
See Exhibit BELOW


LOCATION

4(a)
Certificate of Limited Partnership for
Atlas-Energy for the Nineties-Public #4 Ltd.
Previously filed in the Form 10-KSB for the period ending December 31, 1995, and received on April 1, 1996.

4(b)
Amended and Restated Certificate and Agreement of Limited Partnership for Atlas-Energy for the Nineties-Public #4 Ltd. dated December 27, 1995 Previously filed in the Form 10-KSB for the period ending December 31, 1995, and received on April 1, 1996.

10(a)
Drilling and Operating Agreement with
exhibits

Previously filed in the Form 10-KSB for the period ending December 31, 1996 and received on March 31, 1997.

23(a)
Consent of McLaughlin & Courson
BELOW
--------------------------------------------------------------------------

     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #4 Ltd.

By:  (Signature and Title):      Atlas Resources, Inc., Managing
                                 General Partner

By   (Signature and Title):
/S/James R. O'Mara, President, Chief Executive Officer and a Director
Date:  March __30__, 1998


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):
/S/Charles T. Koval, Chairman of the Board and a Director
Date:  March _30___, 1998


By  (Signature and Title):
/S/James R. O'Mara, President, Chief Executive Officer and a Director
Date:  March _30___, 1998

By  (Signature and Titla
/S/Bruce M. Wolf, General Counsel,Secretary and a Director
Date:  March _30___,1998

By (Signature and Title
/S/Tony C. Banks, Vice President of Finance and CFO
Date:  March _30___,1998


Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Exchange Act by Non-reporting Issures

An annual report will be furnished to securitiy holders subsequent to the filing of this report.
------------------------------------------------------------------
Exhibit 23(a)
                         McLaughlin & Courson
                      Certified Public Accountants
                      2002 Law & Finance Building
                        Pittsburgh, PA 15219
                         Phone: 412-261-0630


CONSENT OF INDEPENDENT AUDITOR

ATLAS-ENERGY FOR THE NINETIES-PUBLIC #4 LTD.


The firm, as Independent Certified Public Accountants, hereby consents to the use of the audit report dated February 10, 1998, on the balance sheet of Atlas-Energy for the Nineties-Public #4 Ltd., a Pennsylvania Limited Partnership as of December 31, 1997, and the related statements of income, changes in partners' capital accounts and cash flows for the year then ended, in the U.S. Securities and Exchange Commission Form 10-KSB and any amendments thereto for Atlas-Energy for the Nineties-Public #4 Ltd.



McLaughlin & Courson
Certified Public Accountants



/s/McLaughlin & Courson


March 30, 1998
Pittsburgh, Pennsylvania