Form 10KSB/A
period 1997-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC N0 4 LTD
filed 1998-04-30
CIK 948948

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

                        Commission  file  number    33-95330

                     Atlas-Energy  for  the  Nineties-Public  #4  Ltd.
                   (Name  of  small  business  issuer  in  its  charter)

         Pennsylvania                               25-1772474
    (State or other jurisdiction of       (I.R.S.Employer Identification No,)
    incorporation  or  organization)

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

                                     None
                               (Title  of  Class)

     Check  whether  the  issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X
     ----
No   ____

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

     Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes   X          No

                1997 FISCAL YEAR ANNUAL REPORT TO PARTICIPANTS
                IN ATLAS-ENERGY FOR THE NINETIES-PUBLIC #4 LTD.
          PURSUANT TO SECTION 4.03(B)(1) OF THE PARTNERSHIP AGREEMENT
                                March 31, 1998

(a) Audited financial statements of the Partnership for the fiscal year ending December 31, 1997, are included in this report.

(b) The Partnership total fees and compensation including any unaccountable, fixed payment reimbursements for Administrative Costs and Operating Costs, paid by the Partnership, or indirectly on behalf of the Partnership, to the Managing General Partner, the Operator and their Affiliates. $176,976.

Percentage that the annual unaccountable fixed fee reimbursement for Administrative Costs bears to annual Partnership revenues.  3.63%

                                                        Approx. Wrkg     Revenue
Well                    Completed       Location        Acres  Int.     Interest   Cost
Baun#2                     Yes     Mercer Co.     PA     50     100%     87.50%     $173,032.62
Buckley #1                 Yes     Mercer Co.     PA     50     100%     87.50%     $185,156.44
Clntn Irwin R&B Club 1     Yes     Venango Co.    PA     50     100%     87.50%     $182,229.66
De Maria Unit #1           Yes     Mercer Co.     PA     40     100%     87.50%     $193,450.87
Eperthener Unit#2          Yes     Mercer Co.     PA     50     100%     87.50%     $177,568.86
Goebel Unit #1             Yes     Mercer Co.     PA     35     100%     87.50%     $176,468.77
Grande #1                  Yes     Mercer Co.     PA     50     100%     87.50%     $189,381.68
Hamilton                   Yes     Mercer Co.     PA     50     100%     87.50%     $193,223.54
Irwin Unit #1              Yes     Mercer Co.     PA     50     100%     87.50%     $182,199.64
Irwin #2                   Yes     Mercer Co.     PA     50     100%     87.50%     $180,594.68
Ivancic #1                 Yes     Mercer Co.     PA     50     100%     87.50%     $188,227.00
Jones #1                   Yes     Venango Co.    PA     50     100%     87.50%     $189,925.47
Kalasky Unit #1            Yes     Mercer Co.     PA     48     100%     87.50%     $170,106.90
Kloos #2                   Yes     Mercer Co.     PA     50     100%     87.50%     $168,268.92
McDowell #7                Yes     Mercer Co.     PA     50     100%     87.50%     $166,525.86
McDowell #8                Yes     Mercer Co.     PA     50     100%     87.50%     $178,734.57
McNeish Unit #1            Yes     Mercer Co.     PA     50     100%     87.50%     $195,441.39
Philson #3                 Yes     Mercer Co.     PA     50     100%     87.50%     $168,136.39
Pirc #1                    Yes     Mercer Co.     PA     50     100%     87.50%     $214,947.59
Polick Unit #2             Yes     Mercer Co.     PA     50     100%     87.50%     $172,199.87
Polick #3                  Yes     Mercer Co.     PA     50     100%     87.50%     $168,334.12
Rabold #3                  Yes     Mercer Co.     PA     33     100%     87.50%     $150,937.60
Rabold #5                  Yes     Mercer Co.     PA     50     100%     87.50%     $171,226.31
Rabold #6                  Yes     Mercer Co.     PA     50     100%     87.50%     $171,188.89
Robinson #1                Yes     Mercer Co.     PA     50     100%     87.50%     $203,113.50
Shearer #1                 Yes     Mercer Co.     PA     50     100%     87.50%     $ 93,177.00
Smith Unit #5              Yes     Mercer Co.     PA     23     100%     87.50%     $174,778.04
Snyder #8                  Yes     Mercer Co.     PA     50     100%     87.50%     $171,419.66
Struthers #5               Yes     Mercer Co.     PA     50     100%     87.50%     $181,331.03
TD & Associates#1          Yes     Mercer Co.     PA     50     100%     87.50%     $190,617.39
Thompson #4                Yes     Mercer Co.     PA     50     100%     87.50%     $176,868.86
Vogan #2                   Yes     Mercer Co.     PA     50     100%     87.50%     $167,610.8



(d) Quarterly distributions are made January, April, July and October.
There were four quarterly distributions in 1997 covering 12 production periods To date there have been 6 quarterly payments covering 18 months of natural gas production from the partnership's thirty two wells located in Mercer and Venango County Pennsylvania.

Checks were sent on October 4, 1997 to each partner for a refund of unused drilling funds, prorated according to their percentage interest in the partnership. The total of unused drilling funds amounted to $38,610.

(e) There were no farmins and joint ventures in 1997.

(f) The Partnership had revenues in 1997. The following schedule reflects the payment of Partnership costs in 1997.

                                    Atlas            Participant    Total
                                                                  Partnership
                                  %     Amount       %   Amount     Costs

Organizing and Offering Costs    100%      -0-       -0-      -0-     -0-
Lease Costs                      100%      -0-       -0-      -0-     -0-
Operating Costs                   25%     $9,944      75%   $29,831  $39,775
Drilling and Completion Costs     -0-      -0-       -0-      -0-     -0-
                             ----------------------------------------------
          TOTAL                           $9,944            $29,831  $39,775
(g) A quarterly cash receipts and disbursements statement is attached dated October 1, 1997.

(2) 1997 Partner Form 1065 (K-1) was mailed to each partner on February 20, 1998.

(3) Proved Reserves are found in the Audited Financials under Section 9.(3).

(4) There were various reports prepared by the Partnership and paid for by the Participants.

January 4, 1997     $1,268.83
                          $1,050.00 accounting fees
                          $  218.83 check printing fees

April 4, 1997       $4,397.50
                          $2,575.00 Prep 1065 and K-1 fee
                          $1,822.50 Legal Fees

July 4, 1997        $6,975.09
                          $  480.98 check printing fees
                          $   66.50 K-1 printing tax instructions
                          $ 144.11 printing audited financial statements $1,577.50 Attorney fees preparation of 10-KSB $4,356.00 Partnership Audit Fee
                          $  250.00 SEC Form 10 KSB filing fee
                          $  100.00 Miscellaneous Expense

Participants were notified of these costs on their Production and Earnings Statement in each of the months fees expensed.


Audited Financial Statements Previously filed in the Form 10KSB for the Period ending December 31, 1997 and received on March 31, 1998.


DATED: April  30, 1998
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy  for  the  Nineties-Public  #4  Ltd.

By:    (Signature  and  Title):
       Atlas Resources, Inc., Managing General Partner

By      (Signature  and  Title):          /s/  James  R.  O'Mara
                                          ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer
     and  a  Director
Date: April  30, 1998


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    (Signature  and  Title):          /s/  Charles  T.  Koval
                                        -----------------------
     Charles  T.  Koval,  Chairman  of  the  Board  and  a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  James  R.  O'Mara
                                        ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer  and
       a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  Bruce  M.  Wolf
                                        --------------------
     Bruce  M.  Wolf,  General  Counsel,  Secretary  and  a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  Tony    C.  Banks
                                        ----------------------
     Tony  C.  Banks,  Vice  President  of Finance and Chief Financial Officer
Date:    April  30, 1998